Form 10-K
period 1996-12-31
ACCREDITED HOME LENDERS INC
filed 1997-03-31
CIK 1017017

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 1996

Commission file number
333-07219

ACCREDITED HOME LENDERS, INC.
(as depositor under the Pooling and Servicing
Agreement dated as of September 1, 1996, providing for the issuance of Accredited Mortgage
Loan Trust 1996-1, Mortgage Loan Asset-Backed
Certificates, Series 1996-1)

ACCREDITED HOME LENDERS, INC.
(Exact name of Registrant as specified in its Charter)

CALIFORNIA					33-0426859
(State or other jurisdiction		(I.R.S.
incorporation or organization)	Employer
							Identification
							Number)

15030 AVENUE OF SCIENCE, SUITE 100
SAN DIEGO, CALIFORNIA 92128
(Address of principal executive offices)

Registrant's telephone number, including area code: (619) 676-2100

Securities registered pursuant to Section 12(b) of the Act: Not Applicable.

Securities registered pursuant to Section 12(g) of the Act: Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes  x  No

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form
10-K.  [  ].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December
31, 1996:  Not Applicable.

Number of shares of common stock outstanding as of December 31, 1996: Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part I and Part IV incorporated herein by reference are as follows:

	Pooling and Servicing Agreement of
Registrant dated as of September 1, 1996 (hereby incorporated herein by reference as an exhibit of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on October 16, 1996).

Documents in Part II and Part IV incorporated herein by reference are as follows:

	Monthly Report to Certificateholders as to distributions made on November 25, 1996 (to be filed with Form 8-K).

	Monthly Report to Certificateholders as to distributions made on December 26, 1996 (to be filed with Form 8-K).

	Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed with Form 8-K).

	Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed with Form 8-K).


PART I

ITEM 1.	Business.

	The Trust relating to Accredited Mortgage
Loan Trust 1996-1 Mortgage Loan Asset-Backed
Certificates, Series 1996-1 (the "Certificates"), was established pursuant to a Pooling and Servicing Agreement dated as of September 1, 1996 among Accredited Home Lenders, Inc., as sponsor,
(the "Sponsor") and, as master servicer, (the
"Master Servicer"), and Bankers Trust Company, as trustee (the "Trustee"). (The Pooling and
Servicing Agreement is hereby incorporated herein by reference as Exhibit 4.1 of the Registrant's
Current Report on Form 8-K filed with Securities and Exchange Commission on October 16, 1996.)

	The assets of the Trust will include two groups (each, a "Mortgage Loan Group" or "Group", and together , the "Mortgage Loan Pool") of closed-end mortgage loans (the "Mortgage Loans") secured by mortgages or deeds of trust (the
"Mortgaged Properties") to be conveyed to the Trust on the Closing Date. The Class A-1
Certificates and the Class B-1 Certificates (the
"Group I Certificates") will represent undivided ownership interests in a Group of Mortgage Loans with fixed rates of interest. (Group I") and the Class A-2 Certificates and Class B-2 Certificates
(the "Group II certificates") will represent undivided ownership interests in a Group of Mortgage Loans with adjustable rates of interest
("Group II"). All of the Mortgage Loans have remaining terms to maturity of 30 years or less and are secured by Mortgages which may be in first or second lien positions.

	Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to
Item 101 of Regulation S-K.

ITEM 2.	Properties.

	The Sponsor owns no property.  The Series
1996-1 Certificates, in the aggregate, represent the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The
Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage
Loan.  Therefore, this item is inapplicable.

ITEM 3.	Legal Proceedings.

	None.

ITEM 4.	Submission of Matters to a Vote of
		Security Holders.

	No matters were submitted to a vote of
Certificateholders during the fiscal year covered by this report.


PART II

ITEM 5.	Market for Registrant's Common Equity
		and Related Stockholder Matters.

	The Series 1996-1 Certificates represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage
Loans.  The Certificates are owned by
Certificateholders as trust beneficiaries.
Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Mortgage Loan Asset-Backed
Certificates are treated as "common equity."

(a)	Market Information.  There is no
established public trading market for
Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

(b)	Holders.  The number of registered holders
of all classes of Certificates on December 31, 1996 was 6.

(c)	Dividends.  Not applicable.  The information
regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends.
However, information as to distribution to Certificateholders is provided in the Monthly
Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

ITEM 6.	Selected Financial Data.

	Not Applicable.  Because of the limited
activities of the Trust, the Selected Financial
Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

ITEM 7.	Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations.

	Not Applicable.  The information required by
Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

ITEM 8.	Financial Statements and Supplementary
		Data.

Monthly Report to Certificateholders as to distributions made on November 25, 1996 (to be filed on Form 8-K with the Securities and Exchange Commission).

Monthly Report to Certificateholders as to distributions made on December 26, 1996 (to be filed on Form 8-K with the Securities and Exchange Commission).

Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

Annual Statement of Compliance by the Master
Servicer is not currently available and will be subsequently filed on Form 8.

Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

ITEM 9.	Changes in and Disagreements with
		Accountants on Accounting and Financial
		Disclosure.

	None.


PART III

ITEM 10.	Directors and Executive Officers of
		Registrant.

	Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

ITEM 11.	Executive Compensation.

	Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

ITEM 12.	Security Ownership of Certain
		Beneficial Owners and Management.

	(a)	Security ownership of certain
beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

	As of December 31, 1996, the following are the only persons known to Registrant to be the beneficial owners of more than 5% of any class of voting securities:


First National Bank of Boston (The)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717
Series 1996-1
Class A-1
$14,073,000 (Original Principal Amount)
100% (Percentage of Class)

Bankers Trust Company
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211
Series 1996-1
Class A-2
$20,500,000 (Original Principal Amount)
26.3% (Percentage of Class)

Chase Manhattan Bank
One Chase Manhattan Plaza
3B - Proxy Dept.
New York, NY 10081
Series 1996-1
Class A-2
$32,500,000 (Original Principal Amount)
41.7% (Percentage of Class)

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004
Series 1996-1
Class A-2
$7,500,000 (Original Principal Amount)
9.6% (Percentage of Class)

Goldman, Sachs & Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717
Series 1996-1Class A-2
$10,000,000 (Original Principal Amount)
12.9% (Percentage of Class)

LBI-Lehman Government Securities Inc.
(LBI)
200 Vesey Street
New York, NY 10285
Series 1996-1
Class A-2
$7,548,000 (Original Principal Amount)
9.7% (Percentage of Class)

	(b)	Security ownership of management.  Not
Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

	(c)	Changes in control.  Not Applicable.
Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation
S-K is inapplicable.

ITEM 13.	Certain Relationships and Related
Transactions.

	(a)	Transactions with management and others.
Registrant knows of no transaction or series of transactions during the fiscal year ended
December 31, 1996, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in
Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

	(b)	Certain business relationships.  None.

	(c)	Indebtedness of management. Not
Applicable. The Trust does not have management consisting of any officers or directors.
Therefore, the information required by item 404 of Regulation S-K is inapplicable.

	(d)	Transactions with promoters.  Not
Applicable.  The Trust does not use promoters.
Therefore, the information required by item 404 of Regulation S-K is inapplicable.


PART IV

ITEM 14.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K.

	(a)	The following is a list of documents
filed as part of this report:

	EXHIBITS

	Monthly Report to Certificateholders as to distributions made on November 25, 1996 (to be filed on Form 8-K with the Securities and Exchange Commission).

	Monthly Report to Certificateholders as to distributions made on December 26, 1996 (to be filed on Form 8-K with the Securities and Exchange Commission).

	Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

	Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

	Annual Statement of Compliance by the Master
Servicer is not currently available and will be subsequently filed on Form 8.

	Independent Accountant's Report on
Servicer's servicing activities is not currently available and will be subsequently filed on Form
8.

	(b)	The following Reports on Form 8-K were
filed during the last quarter of the period covered by this Report:

	None

	(c)	The exhibits required to be filed by
Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

	(d)	Not Applicable.  The Trust does not
have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

	No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.





















	SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				By:	Bankers Trust Company
					not in its individual
					capacity but solely as
					a duly authorized agent
					of the Registrant
					pursuant to the Pooling
					and Servicing Agreement,
					dated as of September 1,
					1996.


				By:	/s/Judy L. Gomez
					Judy L. Gomez
					Assistant Vice President


Date:  March 26, 1997




















EXHIBIT INDEX

Exhibit	Document

1.1		Monthly Report to Certificateholders as
		to distributions made on November 25,
 		1996 (to be filed on Form 8-K with the
		Securities and Exchange Commission).

1.2		Monthly Report to Certificateholders as
		to distributions made on December 26,
		1996 (to be filed on Form 8-K with the
		Securities and Exchange Commission).

1.3		Monthly Report to Certificateholders as
		to distributions made on January 27,
		1997 (to be filed on Form 8-K with the
		Securities and Exchange Commission).

1.4		Monthly Report to Certificateholders as
		to distributions made on February 25,
 		1997 (to be filed on Form 8-K with the
 		Securities and Exchange Commission).

1.5		Pooling and Servicing Agreement of
		Registrant dated as of March 23, 1994
		(hereby incorporated herein by reference
		as Exhibit 4.1 of Registrant's Current
		Report on Form 8-K filed with Securities
		and Exchange Commission on October 16,
		1996).
	11